Form 10-K
period 2008-12-31
REMARK ACQUISITIONS I INC
filed 2009-04-15
CIK 1451052

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

Commission File Number: 000-53542

REMARK ACQUISITIONS I INC.
(Exact name of registrant as specified in its charter)

Nevada	80-0317706
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

1 Linden Place, Suite 207
Great Neck, NY
 (Address, including zip code, of principal executive offices)

516-498-9890
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0. 0001 par value per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No ☐

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2008, was: $0

As of March 31, 2009, the registrant had 5,000,000 shares of common stock outstanding.

Documents incorporated by reference: None.

FORWARD-LOOKING STATEMENTS

Statements in this report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this report, including the risks described under "Risk Factors" and any risks described in any other filings we make with the SEC. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this report.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

PART I

ITEM 1.	BUSINESS

(a)        Business Development

REMARK ACQUISITIONS I INC. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Nevada on October 3, 2008.  Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.  The Company has not conducted entered into an agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The fiscal year end of the Company is December 31. Our sole officer and director, Lawrence Rothberg, also serves as the sole officer and director of Remark Enterprises Inc. (SEC File No. 000-53514) and Remark Acquisitions, II Inc. (SEC File No. 000-53546).  Our majority shareholder, Hope Capital, Inc. which is wholly owned by Curt Kramer, is also the majority shareholder of Remark Enterprises Inc. and Remark Acquisitions, II Inc.  Each of the Company, Remark Enterprises Inc. (SEC File No. 000-53514) and Remark Acquisitions, II Inc. (SEC File No. 000-53546) are “blank check” companies with the same business model.  Each of our sole officer and director, Lawrence Rothberg, and Curt Kramer, sole owner of Hope Capital, Inc., our majority shareholder, believe that there may be many opportunities for business combinations with blank check shells as a result of what they believe, without independent verification or data, that some private companies seeking to access the public equity markets are resisting non-reporting shell entities in favor or reporting shell entities which may be a result of certain factors (however, such factors are merely presumed): (i) the 2008 revisions to Rule 144 of the Securities Act of 1933 as amended, which limited the application of Rule 144 for security holders of a former “shell” company and thus prohibited security holders of a former “shell” company from utilizing Rule 144 to remove restrictions on transferability of such securities; and (ii) the risks of utilizing non-reporting shells as highlighted by recent enforcement actions by the Securities and Exchange Commission (“SEC”) with respect to ‘highjacked” shell companies. Thus the opportunity for “blank-check” companies and reasons for creating multiple “blank-check” entities.  Management understands that private companies do not require a “blank-check” company for accessing the public equity markets.  Private companies may do so directly by filing a registration statement with the SEC and responding to any comments of the SEC until same is declared effective.

(b)        Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Except with respect to discussions regarding possible relationships with registered broker-dealers, neither Management nor our controlling shareholder, Hope Capital, Inc. intends to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. In the event of a successful conclusion to a business combination, except with respect to introductions to the then current management of the Company to registered broker dealers that may or may not assist the Company, neither current management nor our controlling shareholder, Hope Capital, Inc., intends to undertake any efforts to cause a market to develop in our securities, either debt or equity.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ our funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced;

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h) Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Our sole officer and director, Lawrence Rothberg, together with Curt Kramer, sole owner of our majority shareholder, Hope Capital, Inc., will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e., Edgar-Online.com and freeedgar.com; the Company, Mr. Rothberg and Mr. Kramer have no relationship with any of the services that disseminate such filing information.) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company.  However, Mr. Rothberg and Mr. Kramer have invested in various public and private ventures and during the course of such business transactions made contacts with persons that may or may not be affiliated with potential business opportunities, however, it is not anticipated nor expected that an entity that either Mr. Rothberg or Mr. Kramer has invested in will be a potential business opportunity for the Company, although such a potential business opportunity is not prohibited.  It is not anticipated nor expected that either Mr. Rothberg or Mr. Kramer will market the company to any of their investments or to Mr. Rothberg’s clients.  Neither Mr. Rothberg nor Mr. Kramer has any experience with acquiring or selling companies, combinations or recapitalizations with “blank-check” companies or non-shell companies. However, Mr. Rothberg, as an attorney, has been retained by clients of his to represent them in the purchase, sale, combination and/or reorganization of companies.  Mr. Rothberg and Mr. Kramer have invested in various public and private companies in a minority shareholder or partner capacity and in any case “non-affiliate” capacity.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an Acquisition IVs a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officer and sole director are engaged in outside business activities and anticipates they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(c) Reports to security holders.

(1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this report, including the consolidated financial statements and the related notes appearing at the end of this annual report on Form 10-K, with respect to any investment in shares of our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and future prospects would likely be materially and adversely affected. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management and our majority shareholder is currently involved with other blank check companies, Remark Enterprises Inc. (SEC File No. 000-53514) and Remark Acquisitions, II Inc. (SEC File No. 000-53546) and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, as each of the Remark entities, the Company, Remark Enterprises Inc. and Remark Acquisitions, II Inc. have identical capitalization, Hope Capital, Inc. as the majority shareholder and Mr. Rothberg as their sole officer and director, Mr. Kramer and Mr. Rothberg have determined that Mr. Rothberg will arbitrarily determine the company that will be entitled to proceed with the proposed transaction; provided, however, in the event that a company has incurred expenses with respect to a potential business opportunity, then that company will proceed with the proposed acquisition. We do not anticipate any expenses of a target search prior to the identification of an opportunity as we are not conducting an organized search.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, our sole officer and director, Lawrence Rothberg, together with Curt Kramer, sole owner of our majority shareholder, Hope Capital, Inc., will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e., Edgar-Online.com and freeedgar.com; the Company, Mr. Rothberg and Mr. Kramer have no relationship with any of the services that disseminate such filing information.) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company.  These factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no agreement with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends not to engage in an organized search for a target company which may adversely impact our ability to identify a suitable acquisition candidate.

Our sole officer and director, Lawrence Rothberg, together with Curt Kramer, sole owner of our majority shareholder, Hope Capital, Inc., will not engage in an organized search for available business opportunities. They each believe that as registration statement filings with the Securities and Exchange Commission are available on line at www.sec.gov and several services (i.e., Edgar-Online.com and freeedgar.com; the Company, Mr. Rothberg and Mr. Kramer have no relationship with any of the services that disseminate such filing information.) further disseminate such filing information directly to their subscribers, potential business opportunities will contact the Company.  However, Mr. Rothberg and Mr. Kramer have invested in various public and private ventures and during the course of such business transactions made contacts with persons that may or may not be affiliated with potential business opportunities.  This course of action may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. These restrictions will limit the ability of our stockholders to liquidate their investment.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

Authorization of preferred stock.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.	PROPERTIES

The Company neither rents nor owns any properties. The Company utilizes office space provided free of charge by Hope Capital Inc., our majority shareholder. The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information. The Company's Common Stock is not trading on any stock exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

(b) Holders. As of March 31, 2009, there were two record holders of all of the shares of the Company's issued and outstanding Common Stock.

(c) Dividends. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans.  None.

ITEM 6.	SELECTED FINANCIAL DATA

REMARK ACQUISITIONS I INC.
BALANCE SHEETS

December 31,
2008

Assets
Current Assets:
Cash and Cash Equivalents	$-
Marketable Securities	-

Total Current Assets	-

Goodwill	-

Total Assets	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-

Total Liabilities

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 250,000,000 shares authorized, 5,000,000 shares issued and outstanding @.0001	500

Additional Paid in Capital	2,500

Subscription Receivable	-
Deficit During the development stage	(3,000)
Total Stockholder’s Equity (Deficit)	-
Total Liabilities and Stockholders Equity	$-

REMARK ACQUISITIONS I INC.
STATEMENT OF OPERATIONS

For the period ended December 31, 2008
Revenues	$-

Expenses
Stock for Services	-
Professional Fees and Licensing costs	3,000

Total	3,000

Loss from Operations	(3,000)

Other Income (expense)	-

Net Profit (Loss)	$(3,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The fiscal year end of the Company is December 31.  Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. It is anticipated and expected that the costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money advanced to the Company by either our sole officer and director, Lawrence Rothberg, or our majority shareholder, Hope Capital, Inc.  We have no agreement with either Mr. Rothberg or Hope Capital, Inc with respect to such advances and have not as of yet negotiated the terms of such advances.

During the next 12 months we anticipate incurring costs related to:

         (i)        filing of Exchange Act reports, and

         (ii)        costs relating to consummating an acquisition.

We estimate the costs of filing Exchange Act report for the next twelve (12) months to be as follows: (i) auditor: $10,000; (ii) attorneys: $20,000; and (iii) financial printer, annual shareholder meeting and miscellaneous: $10,000. We believe we will be able to meet these costs through use of funds advanced to the Company by either our sole officer and director, Lawrence Rothberg, or our majority shareholder, Hope Capital, Inc., and through deferral of fees by certain service providers.  We have no agreement with either Mr. Rothberg or Hope Capital, Inc with respect to such advances and have not as of yet negotiated the terms of such advances.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The response to this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be included in this report appear as indexed in the appendix to this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (Chief Executive and Financial Officer (Mr. Rothberg) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitation, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. (This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal controls over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.).

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

NAME	AGE	POSITION
Lawrence Rothberg	76	President, Director

Lawrence Rothberg, President and Director

Mr. Rothberg has served as President and Director of the Company since December 15, 2007.  Since 1998, Mr. Rothberg, an attorney, has been engaged in private investment specializing in commercial and residential real estate investments as well as equity and debt investments in private and public companies for his own account. For each of the last five years, Mr. Rothberg has been self employed.  For the period beginning on October 2005 through the present, Mr. Rothberg has served as sole owner, officer and director of Jabro Funding Corp., a firm that invests in primarily in commercial and residential real estate for its own behalf as owner and landlord.  Mr. Rothberg received his Bachelors of Legal Letters from Brooklyn Law School in 1959.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Our director is not compensated for serving as a member of our board of directors. Officers serve at the discretion of the board of directors. Currently Mr. Rothberg is the sole officer and director of the Company.

B. Significant Employees. None.

C. Family Relationships.  None.

D. Involvement in Certain Legal Proceedings. There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

E. Prior Blank Check Company Experience

As indicated below, our management also serves as sole officer and sole director of; and our majority shareholder, Hope Capital, Inc., is the majority shareholder of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information
Remark Enterprises Inc.	December 3, 2008	Pending	000-53514	None
Lawrence Rothberg has served as President and sole director of the Remark Acquisition Entities since inception; and as President and sole director of the Company since December 15, 2007. Hope Capital, Inc. is the majority shareholder of the Remark Acquisition Entities and the Company since inception.

Remark Acquisitions, II Inc. (collectively, together with Remark Enterprises Inc., the “Remark Acquisition Entities”)	January 5, 2009	Pending	000-53546	None

G. Promoters and control persons.

With respect to Hope Capital Inc. and its sole owner, Curt Kramer, no events enumerated in paragraphs (f)(1) through (f)(6) of Regulation S-K have occurred during the past five years and that are material to a voting or investment decision.

Curt Kramer, President, Director and Sole Owner of Hope Capital, Inc. (our majority shareholder).

Mr. Kramer serves as President, Director and Sole Owner of Hope Capital, Inc. and has done so since its inception in August 2003.  Hope Capital is engaged in equity and debt investments in private and public companies as well as real estate investments for its own account.  Hope Capital is the majority shareholder of each of the Company, Remark Enterprises Inc. and Remark Acquisitions II Inc.  Mr. Kramer is President, Director and Sole Owner of Mazuma Holding Inc. and has served in such capacity since its inception in June 2007.  Mazuma Holding Inc. is engaged in equity and debt investments in private and public companies as well as real estate investments for its own account. Mr. Kramer is President, Director and Sole Owner of Mazuma Corp. and has served in such capacity since its inception in January 2006.   Mazuma Corp. is engaged in equity and debt investments in private and public companies as well as real estate investments for its own account. Mr. Kramer also owns several other companies that are engaged in the same types of operations for each of their own account. Hope Capital is the majority shareholder of each of the Company, Remark Enterprises Inc. and Remark Acquisitions II Inc.  Mr. Kramer received his Bachelors of Arts and Sciences from New York University in 1996.

Section 16(a) Beneficial Ownership Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2009, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, did file all required reports on a timely basis; as we were not a reporting company during 2008.

Code of Ethics.

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees and Designated Directors.

The board of directors is currently composed of one individual and we do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an "audit committee financial expert," as such term is defined in the rules of the Securities and Exchange Commission. We will evaluate establishing such committees in the future.

ITEM 11.	EXECUTIVE COMPENSATION

The Company’s (current: Mr. Rothberg and former: Mr. Kramer) officer or director has not received any remuneration (cash or otherwise) since inception. The Officer will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. The officer and director does not intend to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2009, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Hope Capital Inc. (1) 1 Linden Place, Suite 207 Great Neck, NY 11021	4,750,000	95%

Lawrence Rothberg (2) 1 Linden Place, Suite 207 Great Neck, NY 11021	250,000	5%

All Officers and Directors as a group (1 individuals)	250,000	5%

(1)	Hope Capital Inc. is wholly owned by Curt Kramer.

(2)	Lawrence Rothberg is the sole officer and director of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes office space provided free of charge by Hope Capital Inc., our majority shareholder. The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

The Company issued 5,000,000 shares of Common Stock on October 3, 2008, to Hope Capital Inc. (4,750,000 shares) and Lawrence Rothberg (250,000 shares), for an aggregate purchase price of $3,000.00 (Hope Capital $2,850.00 for 4,750,000 shares; Lawrence Rothberg $150.00 for 250,000 shares).  The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Corporate Governance and Director Independence.

The Company has not:

*           established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

*           established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.  The board of directors takes the position that management of a Target Business will establish committees that will be suitable for its operations after the Company consummates a Business Combination.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Selection of the independent public accountants for the Company is made by the Board of Directors.  The Company’s Board of Directors did not have an Audit Committee.

The following table sets forth the aggregate fees billed to us for the period of October 3, 2008 (Inception) to December 31, 2008 by Gruber & Company LLC, our independent auditors for the Period of October 3, 2008 (Inception) to December 31, 2008:

2008
Audit Fees	$3,000.00
Audit-Related Fees
Tax Fees
Other Fees
Totals	$3,000.00

Audit fees represent amounts billed for professional services rendered for the audit of our annual financial statements.  Audit-Related Fees include amounts billed for professional services rendered in connection with our SEC filings and discussions with the SEC that occurred during fiscal 2008 for us to become a fully reporting public company.  Our Board of Directors is of the opinion that the Audit-Related Fees charged by Gruber & Company LLC were consistent with Gruber & Company LLC maintaining its independence from us.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

Report of Independent Registered Public Accounting Firm	19
Audited Balance Sheet as of December 31, 2008	20
Audited Statements of Operations for the Period of October 3, 2008 (Inception) to December 31, 2008	21
Audited Statements of Stockholders’ Equity (Deficit) for the Period of October 3, 2008 (Inception) to December 31, 2008	22
Audited Statements of Cash Flows for the Period of October 3, 2008 (Inception) to December 31, 2008	23
Notes to Audited Financial Statements	24

GRUBER & COMPANY LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of REMARK ACQUISITIONS I INC.

We have audited the accompanying balance sheet of REMARK ACQUISITIONS I INC. as of December 31, 2008, and the related statements of operations, stockholders equity and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its’ operations and its’ stockholders equity and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has suffered losses.  This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Gruber & Company LLC
Lake St. Louis MO 63367

Dated: April 10, 2009

REMARK ACQUISITIONS I INC.
BALANCE SHEETS

December 31,
2008
Assets
Current Assets:
Cash and Cash Equivalents	$-
Marketable Securities	-

Total Current Assets	-

Goodwill	-

Total Assets	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-

Total Liabilities

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 250,000,000 shares authorized, 5,000,000 shares issued and outstanding @.0001	500

Additional Paid in Capital	2,500

Subscription Receivable	-
Deficit During the development stage	(3,000)
Total Stockholder’s Equity (Deficit)	-
Total Liabilities and Stockholders Equity	$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF OPERATIONS

For the period ended December 31, 2008
Revenues	$-

Expenses
Stock for Services	-
Professional Fees and Licensing costs	3,000

Total	3,000

Loss from Operations	(3,000)

Other Income (expense)	-

Net Profit (Loss)	$(3,000)

Profit (Loss) Per Share	$(0.00)

Weighted Average Shares Outstanding	5,000,000

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
Statements of Stockholders' Equity (Deficit)

	Common Stock			Subscription Receivable			Retained Earnings
	Shares		Amount		Amount	APIC	(Deficit)	Total
Balance, October 3, 2008		$		-	$-	$-	$	$
				-				-
Shares issued for cash	5,000,000		500	-		2,500		3,000
				-	-		-
Net Loss for the period ended December 31, 2008	-		-	-	-	-	(3,000)	(3,000)
Balance December 31, 2008	5,000,000		$500	-	$-	$2,500	$(3,000)	$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF CASH FLOWS

		For the Period Ended December 31, 2008,
		2008

Cash Flows from Operating Activities:
Net Profit (Loss) for Year		$(3,000)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-

Changes in Assets and Liabilities

Cash Provided (Used) By Operations		(3,000)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Stock issued for cash		3,000

Cash Used for Financing Activities		3,000

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

REMARK ACQUISITIONS I INC. was incorporated in Nevada on October 3, 2008. The company’s plan is to merge with or acquire an operating business.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Business Condition

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of October 31, 2008 the Company had operating losses, and no real business.  The continuation of the Company is dependent upon improved economic conditions, financial support, as well as becoming profitable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  For stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.

Advertising Costs

Theses costs are expensed as incurred. During the periods there was no advertising expense.

Income Taxes

The Company has operating losses of $3,000 in its first year of operation and can carry forward that loss for 15 years. Deferred tax assets have not been established as it is more likely than not that the future benefit will not be realized..

Earnings Per share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect.

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 2- COMMON STOCK TRANSACTIONS

The company has issued 5,000,000 shares of stock for cash of 3,000.

(b)	Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation.*
3.2	By-Laws*
31.1	Certification by CEO pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Incorporated by reference from Form 10 as filed by the Company on December 3, 2008.

** Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REMARK ACQUISITIONS I INC. (Registrant)

Dated: April 15, 2009	By	/s/ Lawrence Rothberg
Lawrence Rothberg, President and Director (Principal Executive and Financial Officer)