Form 10-Q
period 2009-03-31
REMARK ACQUISITIONS I INC
filed 2009-05-20
CIK 1451052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended  March 31, 2009
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the transition period from ___________to ____________

Commission File Number 000-53542

REMARK ACQUISITIONS I INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	80-0317706 (I.R.S. Employer Identification No.)

1 Linden Place, Suite 207
Great Neck, NY
(Address, including zip code, of principal executive offices)

(516) 516-4980
 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒	Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of March 31, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

Table of Contents
REMARK ACQUISITIONS I INC.
INDEX
		Page
PART I. FINANCIAL INFORMATION		3

Item 1. Condensed Financial Statements		3

	Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31,2008	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (Unaudited) and Inception (October 3, 2008) to March 31, 2009(Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009(Unaudited) and Inception (October 3, 2008) to March 31, 2009(Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	11

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

Part I. Financial Information
Item 1.                      Financial Statements
REMARK ACQUISITIONS I INC.
BALANCE SHEETS
(un-audited)
	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash and Cash Equivalents	$-	$-
Marketable Securities	-	-

Total Current Assets	-	-

Goodwill	-	-

Total Assets	$-	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-	$-
Stockholder Loan
Total Liabilities

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 100,000,000 authorized, 5,000,000, shares issued and outstanding @.0001	500	500

Additional Paid in Capital	2,500	2,500

Subscription Receivable	-	-
Deficit During the development stage	(3,000)	(3,000)
Total Stockholder’s Equity (Deficit)	-	-
Total Liabilities and Stockholders Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF OPERATIONS
(un-audited)

	January 1-	Inception
	March 31,2009	October 3, 2008 to March 31, 2009

Revenues	$-

Expenses
	-
	-	3,000

	-	3,000

Loss from Operations	-	(3,000)

Other Income (expense)	-

Net Profit (Loss)	$-	(3,000)

Profit (Loss) Per Share	$-	(0.00)

Weighted Average Shares Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF CASH FLOWS
(un-audited)

	Three Months Ended March 31, 2009		From Inception October 3, 2008 to March 31, 2009

Cash Flows from Operating Activities:
Net Profit (Loss) for Year		$-	$(3,000)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-	-

Changes in Assets and Liabilities
Accounts Payable		-

Cash Provided (Used) By Operations		-	(3,000)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Proceeds of Contribution		-	3,000
Shareholder Loan		-

Cash Used for Financing Activities		-	3,000

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(un-audited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

FACILITIES
The Company utilizes office space provided free of charge by Hope Capital Inc., our majority shareholder. The Company will continue to maintain its offices at this address until the consummation of a Business Combination, if ever.

Item 3. Quantitative & Qualitative Disclosures about Market Risks
The response to this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Item 4(T). Controls and Procedures
(a)	Evaluation of Disclosure and Procedures

Our management (Chief Executive and Financial Officer (Mr. Rothberg) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of March 31, 2009, the end of our initial fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II Other Information

Item 1. Legal Proceedings
The Company is not currently a party to any threatened or pending legal proceedings.

Item 1A Risk Factors
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:
None.

Item 3. Defaults upon Senior Securities:
None

Item 4. Submission of Matters to a Vote of Security Holders:
None

Item 5. Other Information:
None

Item 6. Exhibits
31.1 (2)	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REMARK ACQUISITIONS I INC.

(Registrant)

Dated: May 20, 2009	By	/s/ Lawrence Rothberg
Lawrence Rothberg, President and Director (Principal Executive and Financial Officer)