Form 10-Q
period 2009-06-30
REMARK ACQUISITIONS I INC
filed 2009-08-19
CIK 1451052

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2009
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 15, 2009, the issuer had one class of common stock, with a par value of $0.001, of which 5,000,000 shares were issued and outstanding.

Table of Contents
REMARK ACQUISITIONS I INC.

Part I. Financial Information
Item 1.             Financial Statements
REMARK ACQUISITIONS I INC.
BALANCE SHEETS

	June 30,	December 31,
	2009 (unaudited)	2008

Assets
Current Assets:
Cash and Cash Equivalents	$-	$-
Marketable Securities	-	-

Total Current Assets	-	-

Goodwill	-	-

Total Assets	$-	$-

Liabilities and Stockholders Equity (Deficit)

Accounts Payable and Accrued Expenses	$-	$-

Total Liabilities

Stockholders’ Equity (Deficit):
Preferred Stock, 10,000,000 authorized, 0 issued @.0001
Common Stock , 250,000,000 shares authorized, 5,000,000 shares issued and outstanding @.0001	500	500

Additional Paid in Capital	2,500	2,500

Subscription Receivable	-	-
Deficit During the development stage	(3,000)	(3,000)
Total Stockholder’s Equity (Deficit)	-	-
Total Liabilities and Stockholders Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF OPERATIONS
(un-audited)

	For the six months ended June 30,		For the three months ended June 30,

	2009	2008	2009	2008

Revenues	$-		-

Expenses
Stock for Services	-		-
Professional Fees and Licensing costs	3,000		-

Total	3,000		-

Loss from Operations	(3,000)		-

Other Income (expense)	-		-

Net Profit (Loss)	$(3,000)		-

Profit (Loss) Per Share	$(0.00)		-

Weighted Average Shares Outstanding	5,000,000		5,000,000

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
STATEMENT OF CASH FLOWS
(un-audited)

	For the Period Ended June 30,
	2009		2008

Cash Flows from Operating Activities:
Net Profit (Loss) for Period		$(3,000)

Adjustments to reconcile net loss to
cash used by operating activities
Share issuance		-

Changes in Assets and Liabilities

Cash Provided (Used) By Operations		(3,000)
Net Cash Used by Investing Activities

Cash Provided by Investing Activities
Net Cash Provided by Financing Activities
Proceeds of Contribution		3,000

Cash Used for Financing Activities		3,000

Increase (Decrease) in Cash
Cash-Beginning
Cash-End	$

Supplemental disclosures:
Income Taxes paid		$-
Interest Expense		$-

The accompanying notes are an integral part of these financial statements.

REMARK ACQUISITIONS I INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Risk Factors”. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

Our management (Chief Executive and Financial Officer (Mr. Rothberg) carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Company's Chief Executive and Financial Officer concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

Management assessed our internal control over financial reporting as of June 30, 2009, the end of our fiscal quarterly period. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, our management and our majority shareholder is currently involved with other blank check companies, Remark Acquisitions, II Inc. (SEC File No. 000-53546) (and former blank check company, Remark Enterprises Inc. (SEC File No. 000-53514) which completed an acquisition of One Up Innovations, Inc., a Georgia corporation) and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, as each of the Remark entities, the Company and Remark Acquisitions, II Inc. have identical capitalization, Hope Capital, Inc. as the majority shareholder and Mr. Rothberg as their sole officer and director, Mr. Kramer and Mr. Rothberg have determined that Mr. Rothberg will arbitrarily determine the company (as in the case of the proposed OneUp acquisition) that will be entitled to proceed with the proposed transaction; provided, however, in the event that a company has incurred expenses with respect to a potential business opportunity, then that company will proceed with the proposed acquisition. We do not anticipate any expenses of a target search prior to the identification of an opportunity as we are not actively seeking potential acquisition targets.

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
None.

Item 3. Defaults upon Senior Securities:
None

Item 4. Submission of Matters to a Vote of Security Holders:
None

Item 5. Other Information:
None

Item 6. Exhibits
31.1 (2)	Certification of Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14 or 15d-14 of the Exchange Act, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

REMARK ACQUISITIONS I INC.

(Registrant)

Dated: August 19, 2009	By	/s/ Lawrence Rothberg
Lawrence Rothberg, President and Director (Principal Executive and Financial Officer)